Form 10-K
period 2023-12-31
BANK5 2023-5YR2
filed 2024-03-29
CIK 1979748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-06

Central Index Key Number of the issuing entity: 0001979748

BANK5 2023-5YR2

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

New York	38-4258206 38-4258207 38-7292506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK5 2023-5YR2 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Miracle Mile Shops mortgage loan, which is serviced pursuant to the MIRA 2023-MILE trust and servicing agreement attached hereto as Exhibit 4.2;

•   the Back Bay Office mortgage loan, which was serviced pursuant to the BANK5 2023-5YR2 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 7/11/23 to 7/17/23) and, following the securitization of the related lead servicing note, the Benchmark 2023-B39 pooling and servicing agreement attached hereto as Exhibit 4.6 (from 7/18/23 to 12/31/23);

•   the ICP/IRG Holdings Portfolio mortgage loan, which is serviced pursuant to the Benchmark 2023-V2 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the One & Two Commerce Square mortgage loan, which was serviced pursuant to the BBCMS 2023-C20 pooling and servicing agreement attached hereto as Exhibit 4.4 (from 7/11/23 to 8/9/23) and, following the securitization of the related lead servicing note, the BANK 2023-BNK46 pooling and servicing agreement attached hereto as Exhibit 4.7 (from 8/10/23 to 12/31/23);

•   the Heritage Plaza mortgage loan, which was serviced pursuant to the Benchmark 2023-V2 pooling and servicing agreement attached hereto as Exhibit 4.3 (from 7/11/23 to 9/27/23) and, following the securitization of the related lead servicing note, the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.8 (from 9/28/23 to 12/31/23);

•   the 6330 West Loop South mortgage loan, which was serviced pursuant to the BBCMS 2023-C20 pooling and servicing agreement attached hereto as Exhibit 4.4 (from 7/11/23 to 9/27/23) and, following the securitization of the related lead servicing note, the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.8 (from 9/28/23 to 12/31/23); and

•   the 1201 Third Avenue mortgage loan, which was serviced pursuant to the BANK5 2023-5YR1 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 7/11/23 to 8/9/23) and, following the securitization of the related lead servicing note, the BANK 2023-BNK46 pooling and servicing agreement attached hereto as Exhibit 4.7 (from 8/10/23 to 12/31/23).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   K-Star Asset Management LLC, as general special servicer under the Benchmark 2023-B39 pooling and servicing agreement, does not have any obligations in respect of the Back Bay Office mortgage loan or any other mortgage loan included in the BANK5 2023-5YR2 mortgage pool. KeyBank National Association, as Ashburn Data Center special servicer under the BBCMS 2023-C20 pooling and servicing agreement, only has obligations in respect of the Ashburn Data Center mortgage loan securitized thereunder.  National Cooperative Bank, N.A. as co-op master servicer and co-op special servicer under the BANK 2023-BNK46 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2023-BNK46 securitization trust by Wells Fargo Bank, National Association, each of which is secured by a mortgage on a property operated as a residential cooperative.  Each such party acting in such capacity has no obligations with respect to any mortgage loan included in the BANK5 2023-5YR2 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the master servicer under the BBCMS 2023-C20 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan was serviced until August 9, 2023 and the 6330 West Loop South mortgage loan was serviced until September 27, 2023.  Because KeyBank National Association is not the BANK5 2023-5YR2 master servicer, is not affiliated with any sponsor and serviced only the One & Two Commerce Square mortgage loan and the 6330 West Loop South mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as BBCMS 2023-C20 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the MIRA 2023-MILE trust and servicing agreement, pursuant to which the Miracle Mile Shops mortgage loan is serviced.  Because KeyBank National Association is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services only the Miracle Mile Shops mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as MIRA 2023-MILE special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer with respect to the Back Bay Office mortgage loan under the Benchmark 2023-B39 pooling and servicing agreement.  Because Situs Holdings, LLC is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services only the Back Bay Office mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC, as special servicer with respect to the Back Bay Office mortgage loan under the Benchmark 2023-B39 pooling and servicing agreement, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the BBCMS 2023-C20 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 6330 West Loop South mortgage loan were serviced until August 9, 2023 and September 27, 2023, respectively, and the special servicer under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are currently serviced.  Because LNR Partners, LLC is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services (or serviced, as applicable) only the One & Two Commerce Square mortgage loan, the 6330 West Loop South mortgage loan and the 1201 Third Avenue mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as BBCMS 2023-C20 special servicer and as BANK 2023-BNK46 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Greystone Servicing Company LLC is the special servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South mortgage loan are currently serviced.  Because Greystone Servicing Company LLC is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services only the Heritage Plaza mortgage loan and the 6330 West Loop South mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Greystone Servicing Company LLC, as BANK5 2023-5YR3 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•  Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) Midland Loan Services, a Division of PNC Bank, National Association, as a sub-servicer for the reporting period, and (ii) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023, engaged the services of Wells Fargo Bank, National Association as a sub-servicer in respect of the Heritage Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 pooling and servicing agreement, pursuant to which the 1201 Third Avenue mortgage loan was serviced until August 9, 2023, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the 1201 Third Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of each such mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 11, 2023.  In addition, (i) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer under the Benchmark 2023-B39 pooling and servicing agreement, pursuant to which the Back Bay Office mortgage loan is serviced, is also a primary servicer with respect to the BANK5 2023-5YR2 securitization transaction, the servicer under the MIRA 2023-MILE trust and servicing agreement, pursuant to which the Miracle Mile Shops mortgage loan is serviced, and the master servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan is serviced and pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023 (ii) Wells Fargo Bank, National Association, the master servicer under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced, is also the master servicer under the BANK5 2023-5YR2 pooling and servicing agreement and the master servicer under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South are currently serviced, (iii) LNR Partners, LLC, the special servicer under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced, is also the special servicer under the BBCMS 2023-C20 pooling and servicing agreement, pursuant to which the 6330 West Loop South mortgage loan was serviced until September 27, 2023, and (iv) Computershare Trust Company, National Association, the certificate administrator, custodian and trustee under the Benchmark 2023-B39 pooling and servicing agreement, pursuant to which the Back Bay Office mortgage loan is serviced, the certificate administrator and custodian under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced, and the certificate administrator, custodian and trustee under the BANK5 2023-5YR3 pooling and servicing agreement, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South are currently serviced, is also the certificate administrator, custodian and trustee under the BANK5 2023-5YR2 pooling and servicing agreement each other Outside Pooling and Servicing Agreement.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2023, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of June 21, 2023, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as trustee, certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor, relating to the MIRA 2023-MILE securitization, pursuant to which the Miracle Mile Shops mortgage loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A filed on August 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated and effective as of May 1, 2023, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2023-V2 securitization, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan is serviced and pursuant to which the Heritage Plaza mortgage loan was serviced until September 27, 2023 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated and effective as of July 1, 2023, among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, KeyBank National Association, as Ashburn Data Center special servicer, Computershare Trust Company, N.A., as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BBCMS 2023-C20 securitization, pursuant to which the One & Two Commerce Square mortgage loan and the 6330 West Loop South were serviced until August 9, 2023 and September 27, 2023, respectively (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated and effective as of April 1, 2023, Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Computershare Trust Company, N.A., as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK5 2023-5YR1 securitization, pursuant to which the 1201 Third Avenue mortgage loan was serviced until August 9, 2023 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of July 1, 2023, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as a special servicer, Situs Holdings, LLC, solely with respect to the Back Bay Office Whole Loan, as a special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2023-B39 securitization, pursuant to which the Back Bay Office mortgage loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on July 21, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.7) Pooling and Servicing Agreement, dated as of August 1, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2023-BNK46 securitization, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on August 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.8) Pooling and Servicing Agreement, dated as of September 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK5 2023-5YR3 securitization, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South mortgage loan are serviced filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K filed on October 3, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 CWCapital Asset Management LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Solutions, LLC, as Servicing Function Participant

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 33.7)

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 33.7)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 33.3)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 33.6)

33.12 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 33.3)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23) (see Exhibit 33.3)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23) (see Exhibit 33.6)

33.16 KeyBank National Association, as Master Servicer under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 33.3)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 33.6)

33.19 KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 33.16)

33.20 Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23)

33.21 Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23)

33.22 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23)

33.23 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23)

33.24 LNR Partners, LLC, as Special Servicer under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23) (see Exhibit 33.23)

33.25 CWCapital Asset Management LLC, as Special Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 33.4)

33.26 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 33.2)

33.28 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 33.2)

33.29 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 33.2)

33.30 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23 (see Exhibit 33.2)

33.31 Computershare Trust Company, National Association, as Custodian under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23) (see Exhibit 33.2)

33.32 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 CWCapital Asset Management LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Solutions, LLC, as Servicing Function Participant

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 34.7)

34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 34.7)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 34.3)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 34.6)

34.12 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 34.3)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23) (see Exhibit 34.3)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23) (see Exhibit 34.6)

34.16 KeyBank National Association, as Master Servicer under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 34.3)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 34.6)

34.19 KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 34.16)

34.20 Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23)

34.21 Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23)

34.22 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23)

34.23 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23)

34.24 LNR Partners, LLC, as Special Servicer under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23) (see Exhibit 34.23)

34.25 CWCapital Asset Management LLC, as Special Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 34.4)

34.26 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 34.2)

34.28 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 34.2)

34.29 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 34.2)

34.30 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23 (see Exhibit 34.2)

34.31 Computershare Trust Company, National Association, as Custodian under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23) (see Exhibit 34.2)

34.32 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 CWCapital Asset Management LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 35.5)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 35.5)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 35.3)

35.9 Wells Fargo Bank, National Association, as Sub-Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 35.3)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23) (see Exhibit 35.3)

35.12 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 35.3)

35.13 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23)

35.14 CWCapital Asset Management LLC, as Special Servicer under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 35.4)

35.15 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 7/11/23 to 12/31/23) (see Exhibit 35.2)

35.16 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 7/18/23 to 12/31/23) (see Exhibit 35.2)

35.17 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 9/28/23 to 12/31/23), 6330 West Loop South (from 9/28/23 to 12/31/23) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 7/11/23 to 12/31/23), Heritage Plaza (from 7/11/23 to 9/27/23) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 8/10/23 to 12/31/23), 1201 Third Avenue (from 8/10/23 to 12/31/23 (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the BBCMS 2023-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 7/11/23 to 8/9/23), 6330 West Loop South (from 7/11/23 to 9/27/23) (see Exhibit 35.2)

35.21 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR1 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Third Avenue (from 7/11/23 to 8/9/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.5) Co-Lender Agreement, dated as of June 21, 2023, by and among Goldman Sachs Bank USA, as initial note A-1-S1 holder, initial note A-1-C1 holder and initial note A-1-C2 holder, and Morgan Stanley Bank, N.A., as initial note A-2-S1 holder, and Bank of America, N.A. as initial note A-3-C1 holder, initial note A-3-C2 holder and initial note A-3-C3 holder, relating to the Miracle Mile Shops loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of May 24, 2023, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the Brandon Mall loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.7) Amended and Restated Agreement Between Note Holders, dated as of August 2, 2023, by and between New York Life Insurance Company, as initial note A-1 holder, Teachers Insurance and Annuity Association of America, as initial note A-2 holder, Deutsche Bank AG, New York Branch, as initial note A-3 holder, Computershare Trust Company, National Association, not in its individual capacity but solely as trustee for the benefit of the holders of Benchmark 2023-B39 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-B39, and any related uncertificated VRR interest owner, as initial note A-4-1 holder, Zions Bancorporation, N.A., as initial note A-4-2 holder, Deutsche Bank AG, New York Branch, as initial note A-4-3 holder, initial note A-5-1 holder and initial A-5-2 holder, Computershare Trust Company, National Association, not in its individual capacity but solely as trustee for the benefit of the holders of BANK5 2023-5YR2, Commercial Mortgage Pass-Through Certificates, Series 2023-5YR2, and the related VRR interest owners, as initial note A-6 holder, Wells Fargo Bank, National Association, as initial note A-7-A holder and initial note A-7-B holder, Computershare Trust Company, National Association, not in its individual capacity but solely as trustee for the benefit of the holders of Benchmark 2023-B39 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-B39, and any related uncertificated VRR interest owner, as initial note A-8-1 holder, Goldman Sachs Bank USA, as initial note A-8-2-A holder, initial note A-8-2-B holder and initial note A-8-3 holder, SM Finance (Gorelux) LLC, as initial note B-1 holder and initial note B-2 holder, and Deutsche Bank AG, New York Branch, as initial agent, relating to the Back Bay Office loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of May 25, 2023, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as initial note A-1-A-1 holder, 3650 REIT Warehouse Facility Entity 2A LLC, as initial note A-1-A-2 holder, 3650 REIT Warehouse Facility Entity 2A LLC, as initial note A-1-B-1 holder, 3650 REIT Warehouse Facility Entity 2A LLC, as initial note A-1-B-1 holder, JPMorgan Chase Bank, National Association, as initial note A-2-A holder, JPMorgan Chase Bank, National Association, as initial note A-2-B holder, JPMorgan Chase Bank, National Association, as initial note A-2-C holder, JPMorgan Chase Bank, National Association, as initial note A-2-D holder, and JPMorgan Chase Bank, National Association, as initial note A-2-E holder, relating to the ICP/IRG Holdings Portfolio loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of May 5, 2023, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, and Barclays Capital Real Estate Inc., as initial note A-3 holder, relating to the Queens Crossing loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of July 11, 2023, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2-1 holder, Morgan Stanley Bank, N.A., as initial note A-2-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the 503-511 Broadway loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of June 1, 2023, by and between Bank of America, N.A., as initial note A-1, initial note A-2, initial note A-3 and initial note A-4 holder, Barclays Capital Real Estate Inc., as initial note A-5, initial note A-6, initial note A-7 and initial note A-8 holder, and JPMorgan Chase Bank, National Association., as initial note A-9, initial note A-10, initial note A-11 and initial note A-12 holder, relating to the One & Two Commerce Square loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of May 25, 2023, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2-1 holder, initial note A-2-2 holder and initial note A-4 holder, Bank of Montreal, as initial note A-3 holder and initial note A-3-2 holder, Goldman Sachs Bank USA, as initial note A-5 holder and initial note A-6 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Heritage Plaza loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of June 14, 2023, by and between Bank of America, N.A., as initial note A-1 holder, Bank of America, N.A., as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, relating to the 6330 West Loop South loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.14) Agreement Between Note Holders, dated as of April 19, 2023, by and between Morgan Stanley Bank, N.A., as initial note A-1-1 holder, initial note A-1-2 holder, initial note A-1-3 holder and initial note A-2 holder, JPMorgan Chase Bank, National Association, as initial note A-3 holder and initial note A-4 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the 1201 Third Avenue loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(99.15) Primary Servicing Agreement, dated as of July 1, 2023, by and between Wells Fargo Bank, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2024