Form 10-K
period 2024-12-31
BANK5 2023-5YR2
filed 2025-03-25
CIK 1979748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

•   the Back Bay Office mortgage loan, which is serviced pursuant to the Benchmark 2023-B39 pooling and servicing agreement attached hereto as Exhibit 4.4;

•   the ICP/IRG Holdings Portfolio mortgage loan, which is serviced pursuant to the Benchmark 2023-V2 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the One & Two Commerce Square mortgage loan, which is serviced pursuant to the BANK 2023-BNK46 pooling and servicing agreement attached hereto as Exhibit 4.5;

•   the Heritage Plaza mortgage loan, which is serviced pursuant to the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.6;

•   the 6330 West Loop South mortgage loan, which is serviced pursuant to the BANK5 2023-5YR3 pooling and servicing agreement attached hereto as Exhibit 4.6; and

•   the 1201 Third Avenue mortgage loan, which is serviced pursuant to the BANK 2023-BNK46 pooling and servicing agreement attached hereto as Exhibit 4.5.

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

•   3650 REIT Loan Servicing LLC is the special servicer under the Benchmark 2023-V2 pooling and servicing agreement, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan is currently serviced. Because 3650 REIT Loan Servicing LLC is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services only the ICP/IRG Holdings Portfolio mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, 3650 REIT Loan Servicing LLC, as Benchmark 2023-V2 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the BANK 2023-BNK46 pooling and servicing agreement, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are currently serviced.  Because LNR Partners, LLC is not the BANK5 2023-5YR2 special servicer, is not affiliated with any sponsor and services only the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as BANK 2023-BNK46 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being nonappealable on August 30, 2022. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

(4.3) Pooling and Servicing Agreement, dated and effective as of May 1, 2023, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2023-V2 securitization, pursuant to which the ICP/IRG Holdings Portfolio mortgage loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on July 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of July 1, 2023, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as a special servicer, Situs Holdings, LLC, solely with respect to the Back Bay Office Whole Loan, as a special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2023-B39 securitization, pursuant to which the Back Bay Office mortgage loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on July 21, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of August 1, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2023-BNK46 securitization, pursuant to which the One & Two Commerce Square mortgage loan and the 1201 Third Avenue mortgage loan are serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on August 11, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of September 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK5 2023-5YR3 securitization, pursuant to which the Heritage Plaza mortgage loan and the 6330 West Loop South mortgage loan are serviced filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K filed on October 3, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

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

33.4     CWCapital Asset Management LLC, as Special Servicer

33.5     Park Bridge Lender Services LLC, as Operating Advisor

33.6     CoreLogic Solutions, LLC, as Servicing Function Participant

33.7     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.15  KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24)

33.16  Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24)

33.17  Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24)

33.18  3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24)

33.19  LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24)

33.20  Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.21  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.22  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.23  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.24  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4     CWCapital Asset Management LLC, as Special Servicer

34.5     Park Bridge Lender Services LLC, as Operating Advisor

34.6     CoreLogic Solutions, LLC, as Servicing Function Participant

34.7     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.15  KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24)

34.16  Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24)

34.17  Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24)

34.18  3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24)

34.19  LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24)

34.20  Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.21  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.22  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.23  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.24  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1     Computershare Trust Company, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Custodian

35.3     Wells Fargo Bank, National Association, as Master Servicer

35.4     CWCapital Asset Management LLC, as Special Servicer

35.5     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.7     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.11  Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.12  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.13  Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/24 to 12/31/24), 6330 West Loop South (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.14  Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.15  Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/24 to 12/31/24), 1201 Third Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

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

Date:  March 24, 2025