Form 10-K
period 2025-12-31
BANK5 2023-5YR2
filed 2026-03-23
CIK 1979748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK5 2023-5YR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated July 11, 2023.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK5 2023-5YR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    CWCapital Asset Management LLC, as Special Servicer

33.6    Park Bridge Lender Services LLC, as Operating Advisor

33.7    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8    CoreLogic Solutions, LLC, as Servicing Function Participant

33.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.12 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25), 6330 West Loop South (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25), 6330 West Loop South (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.15 Trimont LLC, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 3/1/25 to 12/31/25), 1201 Third Avenue (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 2/28/25), 1201 Third Avenue (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.18 KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25)

33.19 Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25)

33.20 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25)

33.21 Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25)

33.22 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25)

33.23 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.26 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    CWCapital Asset Management LLC, as Special Servicer

34.6    Park Bridge Lender Services LLC, as Operating Advisor

34.7    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8    CoreLogic Solutions, LLC, as Servicing Function Participant

34.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.12 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25), 6330 West Loop South (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25), 6330 West Loop South (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.15 Trimont LLC, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 3/1/25 to 12/31/25), 1201 Third Avenue (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 2/28/25), 1201 Third Avenue (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.18 KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25)

34.19 Situs Holdings, LLC, as Special Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25)

34.20 3650 REIT Loan Servicing LLC, as Special Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25)

34.21 Greystone Servicing Company LLC, as Special Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25)

34.22 LNR Partners, LLC, as Special Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25)

34.23 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.25 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.26 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    CWCapital Asset Management LLC, as Special Servicer

35.6    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.10 Trimont LLC, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 3/1/25 to 12/31/25), 6330 West Loop South (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 2/28/25), 6330 West Loop South (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.12 Trimont LLC, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 3/1/25 to 12/31/25), 1201 Third Avenue (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 2/28/25), 1201 Third Avenue (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.14 KeyBank National Association, as Special Servicer under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25)

35.15 Computershare Trust Company, National Association, as Custodian under the MIRA 2023-MILE securitization, pursuant to which the following mortgage loans were serviced by such party: Miracle Mile Shops (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.16 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-B39 securitization, pursuant to which the following mortgage loans were serviced by such party: Back Bay Office (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.17 Computershare Trust Company, National Association, as Custodian under the Benchmark 2023-V2 securitization, pursuant to which the following mortgage loans were serviced by such party: ICP/IRG Holdings Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the BANK5 2023-5YR3 securitization, pursuant to which the following mortgage loans were serviced by such party: Heritage Plaza (from 1/1/25 to 12/31/25), 6330 West Loop South (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the BANK 2023-BNK46 securitization, pursuant to which the following mortgage loans were serviced by such party: One & Two Commerce Square (from 1/1/25 to 12/31/25), 1201 Third Avenue (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of June 29, 2023, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on August 7, 2023 under SEC File No. 333-259741-06 and incorporated by reference herein).

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

Date:  March 23, 2026